Form 10-K/A
COMM 2013-CCRE10 Mortgage Trust
filed 2016-03-29
CIK 1580891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 22, 2016 (the “Original Form 10-K”) is to file an amended Report on Assessment of Compliance for CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant, dated February 4, 2016 as a replacement to the Report on Assessment of Compliance filed as Exhibit 33.6 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K. Appendix A of Exhibit 33.6 to the Original Form 10-K did not identify whether servicing criteria 1122(d)(4)(ix) was applicable or inapplicable. The amended Exhibit 33.6 included in this Amendment identifies such servicing criteria as inapplicable.

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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
33.2 LNR Partners, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
33.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
33.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
33.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

33.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

33.10 LNR Partners, LLC, as Special Servicer of the One Wilshire Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

33.11 Wells Fargo Bank, National Association, as Certificate Administrator of the One Wilshire Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

33.12 Wells Fargo Bank, National Association, as Custodian of the One Wilshire Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

33.13 Park Bridge Lender Services LLC, as Operating Advisor of the One Wilshire Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Wilshire Mortgage Loan (see Exhibit 33.6)

33.15 National Tax Search, LLC, as Servicing Function Participant of the One Wilshire Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
34.2 LNR Partners, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
34.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
34.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
34.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.10 LNR Partners, LLC, as Special Servicer of the One Wilshire Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.11 Wells Fargo Bank, National Association, as Certificate Administrator of the One Wilshire Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.12 Wells Fargo Bank, National Association, as Custodian of the One Wilshire Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.13 Park Bridge Lender Services LLC, as Operating Advisor of the One Wilshire Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Wilshire Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.15 National Tax Search, LLC, as Servicing Function Participant of the One Wilshire Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
35.2 LNR Partners, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
35.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

35.5 Wells Fargo Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

35.6 LNR Partners, LLC, as Special Servicer of the One Wilshire Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the One Wilshire Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between Deutsche Mortgage & Asset Receiving Corporation and KeyBank National Association (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between Deutsche Mortgage & Asset Receiving Corporation and UBS Real Estate Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of August 1, 2013, between KeyCorp Real Estate Capital Markets, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

 (b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 29, 2016

/s/ Matt Smith

Matt Smith, Director

Date: March 29, 2016

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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
33.2 LNR Partners, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
33.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
33.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
33.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

33.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

33.10 LNR Partners, LLC, as Special Servicer of the One Wilshire Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

33.11 Wells Fargo Bank, National Association, as Certificate Administrator of the One Wilshire Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

33.12 Wells Fargo Bank, National Association, as Custodian of the One Wilshire Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

33.13 Park Bridge Lender Services LLC, as Operating Advisor of the One Wilshire Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Wilshire Mortgage Loan (see Exhibit 33.6)

33.15 National Tax Search, LLC, as Servicing Function Participant of the One Wilshire Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
34.2 LNR Partners, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
34.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
34.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
34.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.10 LNR Partners, LLC, as Special Servicer of the One Wilshire Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.11 Wells Fargo Bank, National Association, as Certificate Administrator of the One Wilshire Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.12 Wells Fargo Bank, National Association, as Custodian of the One Wilshire Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.13 Park Bridge Lender Services LLC, as Operating Advisor of the One Wilshire Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Wilshire Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

34.15 National Tax Search, LLC, as Servicing Function Participant of the One Wilshire Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
35.2 LNR Partners, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)
35.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

35.5 Wells Fargo Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

35.6 LNR Partners, LLC, as Special Servicer of the One Wilshire Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the One Wilshire Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-184376-06 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between Deutsche Mortgage & Asset Receiving Corporation and KeyBank National Association (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between Deutsche Mortgage & Asset Receiving Corporation and UBS Real Estate Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of August 1, 2013, between KeyCorp Real Estate Capital Markets, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)