Form 10-K
period 2016-12-31
COMM 2013-CCRE10 Mortgage Trust
filed 2017-03-21
CIK 1580891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Not applicable.

EXPLANATORY NOTES

The One Wilshire Mortgage Loan, which constituted approximately 9.9% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the One Wilshire Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the One Wilshire Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of the loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to the loan combination.

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement.  Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.) is the primary servicer)  to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian, and KeyBank National Association, as primary servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Park Bridge Lender Services LLC, as Operating Advisor
33.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.9 National Tax Search, LLC, as Servicing Function Participant
33.10 Wells Fargo Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 33.1)
33.11 LNR Partners, LLC, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 33.2)
33.12 U.S. Bank National Association, as Trustee of the One Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the One Wilshire Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian of the One Wilshire Mortgage Loan (see Exhibit 33.5)
33.15 Park Bridge Lender Services LLC, as Operating Advisor of the One Wilshire Mortgage Loan (see Exhibit 33.6)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Wilshire Mortgage Loan (see Exhibit 33.8)
33.17 National Tax Search, LLC, as Servicing Function Participant of the One Wilshire Mortgage Loan (see Exhibit 33.9)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Park Bridge Lender Services LLC, as Operating Advisor
34.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.9 National Tax Search, LLC, as Servicing Function Participant
34.10 Wells Fargo Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 34.1)
34.11 LNR Partners, LLC, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 34.2)
34.12 U.S. Bank National Association, as Trustee of the One Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the One Wilshire Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian of the One Wilshire Mortgage Loan (see Exhibit 34.5)
34.15 Park Bridge Lender Services LLC, as Operating Advisor of the One Wilshire Mortgage Loan (see Exhibit 34.6)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Wilshire Mortgage Loan (see Exhibit 34.8)
34.17 National Tax Search, LLC, as Servicing Function Participant of the One Wilshire Mortgage Loan (see Exhibit 34.9)

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

99.1 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between KeyBank National Association and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between UBS Real Estate Securities Inc. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of August 1, 2013, between Wells Fargo Bank, National Association and KeyCorp Real Estate Capital Markets, Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 20, 2017

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 20, 2017

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Park Bridge Lender Services LLC, as Operating Advisor
33.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.9 National Tax Search, LLC, as Servicing Function Participant
33.10 Wells Fargo Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 33.1)
33.11 LNR Partners, LLC, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 33.2)
33.12 U.S. Bank National Association, as Trustee of the One Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the One Wilshire Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian of the One Wilshire Mortgage Loan (see Exhibit 33.5)
33.15 Park Bridge Lender Services LLC, as Operating Advisor of the One Wilshire Mortgage Loan (see Exhibit 33.6)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Wilshire Mortgage Loan (see Exhibit 33.8)
33.17 National Tax Search, LLC, as Servicing Function Participant of the One Wilshire Mortgage Loan (see Exhibit 33.9)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Park Bridge Lender Services LLC, as Operating Advisor
34.7 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer
34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.9 National Tax Search, LLC, as Servicing Function Participant
34.10 Wells Fargo Bank, National Association, as Primary Servicer of the One Wilshire Mortgage Loan (see Exhibit 34.1)
34.11 LNR Partners, LLC, as Special Servicer of the One Wilshire Mortgage Loan (see Exhibit 34.2)
34.12 U.S. Bank National Association, as Trustee of the One Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the One Wilshire Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian of the One Wilshire Mortgage Loan (see Exhibit 34.5)
34.15 Park Bridge Lender Services LLC, as Operating Advisor of the One Wilshire Mortgage Loan (see Exhibit 34.6)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Wilshire Mortgage Loan (see Exhibit 34.8)
34.17 National Tax Search, LLC, as Servicing Function Participant of the One Wilshire Mortgage Loan (see Exhibit 34.9)

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

99.1 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between KeyBank National Association and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of August 13, 2013, between UBS Real Estate Securities Inc. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of August 1, 2013, between Wells Fargo Bank, National Association and KeyCorp Real Estate Capital Markets, Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 13, 2013 under Commission File No. 333-184376-06 and incorporated by reference herein)